Form 10-Q
period 2022-03-31
Crypto 1 Acquisition Corp
filed 2022-05-16
CIK 1870471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022 there were 23,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

CRYPTO 1 ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of March 31, 2022(Unaudited) and as of December 31, 2021	1

	Condensed Statement of Operations for the three months ended March 31, 2022 (Unaudited)	2

	Condensed Statement of Changes in Shareholder’s Deficit and Class A ordinary shares subject to possible redemption for the three months ended March 31, 2022 (Unaudited)	3

	Condensed Statement of Cash Flows for the three months ended March 31, 2022 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

CRYPTO 1 ACQUISITION CORP

CONDENSED BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS
Cash	$595,047	$1,193,008
Prepaid expenses and other	434,009	544,282
Total current assets	1,029,056	1,737,290
Prepaid expenses - non current	206,322	—
Cash and marketable securities held in Trust Account	231,064,303	231,128,639
TOTAL ASSETS	$232,299,681	$232,865,929

LIABILITIES, CLASS A REDEEMABLE ORDINARY SHARE AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,607	$58,026
Due to affiliate	32,986	199,316
Total current liabilities	97,593	257,342
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	8,147,593	8,307,342

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A Ordinary Shares subject to possible redemption, $0.0001 par value, 23,000,000	231,064,303	231,128,639

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,912,790)	(6,570,627)

Total Shareholders’ deficit	(6,912,215)	(6,570,052)

LIABILITIES, CLASS A REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT	$232,299,681	$232,865,929

The accompanying notes are an integral part of these unaudited condensed financial statements

CRYPTO 1 ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

OPERATING EXPENSES
General and administrative	$342,163
Total expenses	(342,163)

OTHER EXPENSES
Change in fair value on investments	(64,336)
Total	(64,336)

NET LOSS	$(406,499)

Weighted average shares outstanding of Class A ordinary share subject to possible redemption	23,000,000

Basic and diluted net loss per share, Class A ordinary share subject to possible redemption	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	5,750,000

Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRYPTO 1 ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

AND CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A ordinary share subject to				Additional		Total
	possible redemption		Class B ordinary share		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, Dec 31, 2021 (Audited)	23,000,000	$231,128,639	5,750,000	$575	$—	$(6,570,627)	$(6,570,052)
Accretion of redeemable Class A ordinary shares to redemption value	—	(64,336)	—	—	—	64,336	64,336
Net Loss	—	—	—	—	—	(406,499)	(406,499)
Balance, Mar 31, 2022 (Unaudited)	23,000,000	$231,064,303	5,750,000	$575	$—	$(6,912,790)	$(6,912,215)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRYPTO 1 ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(406,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain or loss on investments	64,336
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(96,049)
Accounts payable and accrued expenses	6,581
Due to affiliates	(166,330)
Net cash flows used in operating activities	(597,961)

NET DECREASE IN CASH	(597,961)

CASH, BEGINNING OF PERIOD	1,193,008

CASH, END OF PERIOD	$595,047

Supplemental disclosure of noncash activities:

Re-measurement of Class A ordinary shares subject to possible redemption	$(64,336)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRYPTO 1 ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company did not have any activity for the period from March 24, 2021 (inception) through March 31, 2021.

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

Going Concern Considerations

As of March 31, 2022, the Company had $595,047 in its bank account, $231,064,303 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A ordinary shares in connection therewith and working capital of $931,463.

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

The interim results for the three months period ended May 31, 2022 are not necessarily indicative of the results to be expected for the period ended December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021 the Company had held in its Trust Account cash balance of $595,047 and $1,193,008 respectively.

Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain (loss) on investments in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000) respectively. At March 31, 2022 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FASB ASC 740, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is subject to tax examinations by major taxing authorities since inception. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Ordinary share Subject to Possible Redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Shares of ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, and December 31, 2021 23,000,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022, the Redeemable Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(7,245,000)
Class A shares issuance costs	(13,028,986)
Plus:
Accretion of carrying value to redemption value	21,402,625
Class A ordinary shares subject to possible redemption as of December 31, 2021	$231,128,639
Less: Remeasurement of Class A ordinary shares to redemption value	(64,336)
Class A ordinary shares subject to possible redemption as of March 31, 2022	$231,064,303

Net loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary share subject to possible redemption and Class B ordinary shares. Net loss are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net loss per share attributable to ordinary stockholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholder in the calculation of the net loss per ordinary share.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the three months ended March 31, 2022:

Net loss for the three months ended March 31, 2022	$(406,499)
Accretion of temporary equity to redemption value	64,336
Net loss including accretion of temporary equity to redemption	$(342,163)

	Class A Ordinary	Class B Ordinary
	share	share	Total
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Total loss allocated	$(325,199)	$(81,300)	$(406,499)
Less: Accretion allocated based on ownership percentage	51,469	12,867	64,336
Plus: Accretion applicable to Class A redeemable shares	(64,336)	—	(64,336)
Total income (loss) by class	$(338,066)	$(68,433)

Weighted Average Shares outstanding	23,000,000	5,750,000
Income (loss) per share	$(0.01)	$(0.01)

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

Due to Affiliates

As of December 31, 2021, a member of the Sponsor paid $199,316 on behalf of the Company to cover general and administrative expenses, prepaid expenses and deferred offering costs. Subsequent to year-end, this amount was repaid in January 2022. As of March 31, 2022, $32,986 is outstanding.

Related Party Loans

On June 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the IPO. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Note and the note was cancelled by the Sponsor.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, and December 31, 2021, there was no Working Capital Loans outstanding.

Support Services

The Company has an agreement with an entity affiliated with the Chief Executive Officer a fee of $10,000 per month following the consummation of the IPO for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. As of March 31, 2022 and December 31, 2021, $30,000 and $7,000 respectively has been accrued under this arrangement and included under “due to affiliates” on the Balance Sheet.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that such could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A ordinary shares—The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued and outstanding except for 23,000,000 shares subject to redemption.

Class B Ordinary shares— The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B ordinary shares outstanding.

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

Note 8 — Warrants

As of March 31, 2022 and December 31, 2021, there were 17,250,000 Public Warrants and 8,150,000 Private Placement Warrants issued and outstanding.

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

Note 9 — Fair Value Measurements

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$231,064,303	—	—

December 31, 2021:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$231,128,639	—	—

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations, including our proposed Wag! Business Combination, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), in the Registration Statement on Form S-4 that the Company has filed with the U.S. Securities and Exchange Commission (the “SEC”) relating to our proposed business combination with Wag!, and in our other filings with the SEC. Our filings with the SEC can be accessed on the EDGAR section of the SEC’s website at sec.report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

March 31, 2022 we have neither engaged in any operations nor generated any revenues. All activity for the period from May 24, 2021 (inception) through March 31, 2022 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three months ended March 31, 2022, we had a net loss of $406,449, which primarily consists of operating expenses of $342,163, interest income on investments of $85,746 and unrealized loss on investments of $150,082.

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

For the three months ended March 31, 2022 $597,961 of cash was used in operating activities.

As of March 31, 2022, we had investments of $231,064,303 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $595,047 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Net loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of loss per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net loss attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total loss allocable to both sets of stock. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three month ended March 31, 2022 reflective of the respective participation rights. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, 23,000,000 shares of Class A Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. In addition, escalating tensions between Russia and Ukraine and any continuing military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our ability to consummate our initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection therewith, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYPTO 1 ACQUISITION CORP

Date: May 16, 2022	/s/ Michael (Xu) Zhao
	Name:	Michael (Xu) Zhao
	Title:	Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date :May 16, 2022	/s/ David Hytha
	Name:	David Hytha
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)