Form 10-Q
period 2022-06-30
Crypto 1 Acquisition Corp
filed 2022-08-12
CIK 1870471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of August 12, 2022 there were 23,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

CRYPTO 1 ACQUISITION CORP

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of June 30, 2022(Unaudited) and as of December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period May 24, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholder’s Deficit and Class A ordinary shares subject to possible redemption for the three and six months ended June 30, 2022 (Unaudited) and for the period May 24, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period May 24, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

CRYPTO 1 ACQUISITION CORP

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$453,806	$1,193,008
Prepaid expenses and other assets	378,362	544,282
Total current assets	832,168	1,737,290
Investments held in Trust Account	231,262,775	231,128,639
TOTAL ASSETS	$232,094,943	$232,865,929

LIABILITIES, CLASS A REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$113,189	$58,026
Due to affiliate	62,986	199,316
Total current liabilities	176,175	257,342
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	8,226,175	8,307,342

COMMITMENTS AND CONTINGENCIES (NOTE 6)
CLASS A REDEEMABLE ORDINARY SHARES
Class A Ordinary Shares subject to possible redemption, $0.0001 par value, 23,000,000 shares	231,262,775	231,128,639

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,750,000 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,394,582)	(6,570,627)

Total Shareholders’ deficit	(7,394,007)	(6,570,052)

LIABILITIES, CLASS A REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT	$232,094,943	$232,865,929

The accompanying notes are an integral part of these unaudited condensed financial statements

CRYPTO 1 ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			For the period
	For the three months	For the six months	May 24, 2021(inception)
	ended June 30,	ended June 30,	through June 30,
	2022		2021
OPERATING EXPENSES
General and administrative	$481,792	$823,955	$25,617
Total operating expenses	481,792	823,955	25,617

OTHER INCOME
Unrealized gain on marketable securities	198,472	134,136	—
Total other income	198,472	134,136	—

NET LOSS	$(283,320)	$(689,819)	$(25,617)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	23,000,000	23,000,000	—

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.01)	$(0.02)	$—

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000	5,750,000

Basic and diluted net loss per share, Class B	$(0.02)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRYPTO 1 ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

AND CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Class A ordinary share						Total
	subject to possible redemption		Class B ordinary share		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance, Dec 31, 2021	23,000,000	$231,128,639	5,750,000	$575	$—	$(6,570,627)	$(6,570,052)
Accretion of Class A ordinary shares to redemption value	—	(64,336)	—	—	—	64,336	64,336
Net Loss	—	—	—	—	—	(406,499)	(406,499)
Balance, Mar 31, 2022	23,000,000	231,064,303	5,750,000	575	—	(6,912,790)	(6,912,215)
Accretion of Class A ordinary shares to redemption value	—	198,472	—	—	—	(198,472)	(198,472)
Net Loss	—	—	—	—	—	(283,320)	(283,320)
Balance, June 30, 2022	23,000,000	$231,262,775	5,750,000	$575	$—	$(7,394,582)	$(7,394,007)

FOR THE PERIOD FROM MAY 24, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Class B ordinary share		paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	deficit	deficit
Balance, May 24, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Net Loss	—	—	—	(25,617)	(25,617)
Balance, June 30, 2021	5,750,000	$575	$24,425	$(25,617)	$(617)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRYPTO 1 ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the period
	For the six month	May 24, 2021
	ended	(inception)
	June 30, 2022	to June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(689,819)	$(25,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities	(133,964)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	165,920	—
Accounts payable and accrued expenses	55,163	2,269
Due to affiliates	(136,330)	23,348
Net cash used in operating activities	(739,030)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of marketable securities	231,266,000	—
Purchase of marketable securities	(231,266,172)	—
Net cash used in investing activities	(172)	—

NET DECREASE IN CASH	(739,202)	—

CASH, BEGINNING OF PERIOD	1,193,008	—

CASH, END OF PERIOD	$453,806	$—

Supplemental disclosure of noncash activities:

Payment of prepaid expenses by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRYPTO 1 ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company did not have any activity for the period from March 24, 2021 (inception) through June 30, 2022.

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

Going Concern Considerations

As of June 30, 2022, the Company had $453,806 in its bank account, $231,262,775 in Investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A ordinary shares in connection therewith and working capital of $655,993.

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

The interim results for the three months period ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ended December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the company had held outside its Trust account, cash balance of $453,806 and $1,193,008 respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain (loss) on investments in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation Insurance coverage limits of $250,000 and $500,000 (including cash of $250,000) respectively. At June 30, 2022 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FASB ASC 740, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is subject to tax examinations by major taxing authorities since inception. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Ordinary share Subject to Possible Redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Shares of ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, and December 31, 2021 23,000,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, the Redeemable Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(7,245,000)
Class A shares issuance costs	(13,028,986)
Plus:
Accretion of carrying value to redemption value	21,402,625
Class A ordinary shares subject to possible redemption as of December 31, 2021	$231,128,639
Less: Remeasurement of Class A ordinary shares to redemption value	(64,336)
Class A ordinary shares subject to possible redemption as of March 31, 2022	$231,064,303
Add: Remeasurement of Class A ordinary shares to redemption value	198,472
Class A ordinary shares subject to possible redemption as of June 30, 2022	$231,262,775

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the three months ended June 30, 2022:

Net loss	$(283,320)
Accretion of temporary equity to redemption value	(198,472)
Net loss including accretion of temporary equity to redemption	$(481,792)

	Class A Ordinary	Class B Ordinary
	share	share	Total
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Total loss allocated	$(226,656)	$(56,664)	$(283,320)
Less: Accretion allocated based on ownership percentage	(158,778)	(39,694)	(198,472)
Plus: Accretion applicable to Class A redeemable shares	198,472	—	198,472
Total income (loss) by class	$(186,962)	$(96,358)

Weighted Average Shares outstanding	23,000,000	5,750,000
Income (loss) per share	$(0.01)	$(0.02)

For the six months ended June 30, 2022:

Net loss	$(689,819)
Accretion of temporary equity to redemption value	(134,136)
Net loss including accretion of temporary equity to redemption	$(823,955)

	Class A Ordinary	Class B Ordinary
	share	share	Total
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Total loss allocated	$(551,855)	$(137,964)	$(689,819)
Less: Accretion allocated based on ownership percentage	(107,309)	(26,827)	(134,136)
Plus: Accretion applicable to Class A redeemable shares	134,136	—	134,136
Total income (loss) by class	$(525,028)	$(164,791)

Weighted Average Shares outstanding	23,000,000	5,750,000
Income (loss) per share	$(0.02)	$(0.03)

For the period May 24, 2021 (inception) through June 30, 2021:

Net loss	$(25,617)
Accretion of temporary equity to redemption value	—
Net loss including accretion of temporary equity to redemption	$(25,617)

		Class B Ordinary
		share	Total
Total number of shares		5,750,000
Ownership percentage	%	100%
Total loss allocated		$(25,617)	$(25,617)
Less: Accretion allocated based on ownership percentage		—	—
Plus: Accretion applicable to Class A redeemable shares		—	—
Total income (loss) by class		$(25,617)

Weighted Average Shares outstanding		5,750,000
Income (loss) per share		$(0.00)

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

Due to Affiliates

As of December 31, 2021, a member of the Sponsor paid $199,316 on behalf of the Company to cover general and administrative expenses, prepaid expenses and deferred offering costs. Subsequent to year-end, this amount was repaid in January 2022. As of June 30, 2022, $62,986 is outstanding.

Related Party Loans

On June 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of June 30, 2022, or the completion of the IPO. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Note and the note was cancelled by the Sponsor.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, and December 31, 2021, there was no Working Capital Loans outstanding.

Support Services

The Company has an agreement with an entity affiliated with the Chief Executive Officer a fee of $10,000 per month following the consummation of the IPO for office space, utilities, out of pocket expenses, and secretarial and administrative support. The arrangement will terminate upon the earlier of the Company’s consummation of a Business Combination or its liquidation. As of June 30, 2022 and December 31, 2021, $67,000 and $7,000 respectively has been accrued under this arrangement and included under “due to affiliates” on the Balance Sheet. For the six month ended June 30, 2022, $60,000 was accrued under this agreement.

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

Note 7 — Shareholders’ Deficit

Ordinary shares

Class A ordinary shares—The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A ordinary shares issued and outstanding except for 23,000,000 shares subject to redemption.

Class B Ordinary shares— The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B ordinary shares outstanding.

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

Note 8 — Warrants

As of June 30, 2022 and December 31, 2021, there were 17,250,000 Public Warrants and 8,150,000 Private Placement Warrants issued and outstanding.

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

Note 9 — Fair Value Measurements

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$231,262,775	—	—

December 31, 2021:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$231,128,639	—	—

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

Results of Operations

June 30, 2022 we have neither engaged in any operations nor generated any revenues. All activity for the period from May 24, 2021 (inception) through June 30, 2022 relates to our formation and the initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the three and six months ended June 30, 2022, we had a net loss of $283,320 and $689,819, which primarily consists of operating expenses of $481,792 and $823,955 and unrealized gain on investments of $198,472 and $134,136.

For the period May 24, 2021 (inception) through June 30, 2021, we had a net loss of $25,617, which consisted of operating expenses of $25,617.

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

For the six months ended June 30, 2022, net cash used in operating activities was $739,030 and net cash paid in investing activities was $172. For the period May 24, 2021 (inception) through June 30, 2021, net cash used in operating activities was $0.

As of June 30, 2022, we had investments of $231,262,775 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $453,806 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Net loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of loss per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net loss attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total loss allocable to both sets of stock. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three month ended June 30, 2022 reflective of the respective participation rights. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, 23,000,000 shares of Class A Ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended June 30, 2022.

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

CRYPTO 1 ACQUISITION CORP

Date: August 12, 2022	/s/ Michael (Xu) Zhao
	Name:	Michael (Xu) Zhao
	Title:	Founder, Chief Executive Officer and Director
(Principal Executive Officer)

Date : August 12, 2022	/s/ David Hytha
	Name:	David Hytha
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)